Form 10-K405
period 1996-12-31
US TRADE FUNDING CORP
filed 1997-03-31
CIK 927567

                                 United States
                       Securities and Exchange Commission

                            Washington, D.C.  20549

                                   Form 10-K

           [x] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996

                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

            For the transition period from __________ to _________

                        Commission file number 33-85474

                        U.S. Trade Trust Series 1996-A
            (Exact name of registrant as specified in its charter)

                    Illinois                                               13-3778761
(State of other jurisdiction of incorporation or                (IRS Employer Identification No.)
                 organization)

       c/o LaSalle National Bank
         135 S. LaSalle Street
           Chicago, Illinois
(Address of Principal Executive Offices)                                      60603
              (of Trustee)                                                 (Zip Code)

                                 312-443-7326
             (Registrant's telephone number, including area code)
                         (telephone number of Trustee)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    ----       ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      Documents Incorporated by Reference

        No documents are incorporated by reference into this Form 10-K

                                    PART I

ITEM 2.   PROPERTIES.

     Pursuant to the Supplemental Trust Agreement dated as of October 1, 1996 (incorporating therein the Standard Terms and Conditions of Trust Agreement dated as of January 1, 1995) relating to the establishment of U.S. Trade Trust Series 1996-A (the "Trust") on October 25, 1996 (the "Closing Date"), U.S. Trade Funding Corporation ("U.S. Trade Funding") delivered to the Trust promissory notes (each note, a "Loan Note" and, collectively, the "Loan Notes"). The Loan Notes are payable in U.S. dollars and amortize in twenty-four semiannual installments, on February 15 and August 15 of each year, ending on August 15, 2008 (each such date, a "Note Payment Date'). Each Loan Note is a direct obligation of a foreign borrower which was formed for the purpose of leasing aircraft to China Yunnan Airlines. At the Closing Date, the aggregate principal balance of the Loan Notes was $101,672,199.28. Payments on the Loan Notes are guaranteed by full faith and credit guarantees issued by the United States of America, acting through the Export-Import Bank of the United States of America, as to the payment of 100% of all scheduled amounts of principal and interest due on the Loan Notes. Distributions of principal and interest are made to holders (the "Certificateholders") of fractional undivided interests in the Trust (the "Certificates") on the Note Payment Date. ABN AMRO Bank N.V., acts as Servicer of the Loan Notes.

ITEM 3.   LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the 6.75% Certificates, due August 5, 2008, issued by the Trust, which are the only securities the Trust has issued, are registered in the name of Cede & Co., as the nominee of The Depository Trust Company ("DTC"). As of February 28, 1997, there were 9 participants in the DTC system holding positions in the Certificates. There is no established public trading market for the Certificates.

     Distributions to the Certificateholders are made semiannually, as described under Item 2. No distributions were made during the fiscal period ended December 31, 1996.

ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of February 28, 1997, the following participants in the DTC system were known to be the holders of more than 5% of the aggregate DTC security position listings in the Certificates.


     NAME AND ADDRESS OF                   AMOUNT OF           PERCENTAGE OF
       DTC PARTICIPANT                   OWNERSHIP (1)           CLASS (2)

Bank of New York                         $12,000,000                11.8%
925 Patterson Plank Rd.
Secaucus, NJ 07094

Bankers Trust Company                    $25,000,000                24.6%
c/o BT Services Tennessee, Inc.
Custody Services
648 Grassmere Park Road
Nashville, TN 37211

Boston Safe Deposit & Trust Co.          $ 5,310,000                 5.2%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Citicorp Services, Inc.                  $23,627,199                23.2%
P.O. Box 30576
Tampa, FL 33630-3576

First National Bank of Chicago           $20,000,000                19.7%
One First National Plaza, Suite 0417
Chicago, IL 60670

SSB-Custodian                            $ 9,735,000                 9.6%
Global Proxy Unit, A5NW
P.O. Box 1631
BOSTON, MA 02105-1631

     (1)  All Certificates held as participants in the DTC system.

     (2) Based on $98,855,057.40 aggregate face amount of Certificates outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Listed below are the documents filed as part of this report:

          (1) Financial Statements: Audited financial statements of the Trust for the fiscal period ended December 31, 1996.

          (2)  Financial Statement Schedules: Not Applicable.

          (3)  Exhibits: See Item 14(c).

     (b)  Reports on Form 8-K: None.

     (c)  Exhibits: None.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       U.S. Trade Trust Series 1996-A
                                             (Registrant)

                                       By: LaSalle National Bank, as Trustee

Date: March 28, 1997                   By: Shashank Mishra
                                          -------------------------------------
                                          Shashank Mishra
                                          Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 28, 1997                   By: Shashank Mishra
                                          -------------------------------------
                                          Shashank Mishra
                                          Vice President
                                          LaSalle National Bank, as Trustee

                             Financial Statements

                        U.S. Trade Trust Series 1996-A

                Period from October 1, 1996 (date of formation)
                             to December 31, 1996
                      with Report of Independent Auditors

                        U.S. Trade Trust Series 1996-A

                             Financial Statements

                Period from October 1, 1996 (dae of formation)
                             to December 31, 1996

                                   Contents


Report of Independent Auditors............................................    1

Financial Statements

Statement of Assets and Certificateholders' Account.......................    2
Statement of Income.......................................................    3
Statement of Changes in Certificateholders' Account.......................    4
Statement of Cash Flows...................................................    5
Notes to Financial Statements.............................................    6


                       [Letterhead of Ernst & Young LLP]

                        Report of Independent Auditors

LaSalle National Bank, as Trustee
U.S. Trade Trust Series 1996-A

We have audited the accompanying statement of assets and certificateholders' account of U.S. Trade Trust Series 1996-A as of December 31, 1996, and the related statements of income, changes in certificateholders' account, and cash flows for the period from October 1, 1996 (date of formation) to December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Trade Trust Series 1996-A at December 31, 1996, and the results of its operations and its cash flows for the period from October 1, 1996 (date of formation) to December 31, 1996, in conformity with generally accepted accounting principles.

                                        /s/ Ernst & Young LLP

March 12, 1997

                        U.S. Trade Trust Series 1996-A

              Statement of Assets and Certificateholders' Account

                               December 31, 1996


Assets
Notes receivable                                                $101,672,199
Accrued interest income                                            1,258,193
                                                                ------------
Total assets                                                    $102,930,392
                                                                ============

Certificateholders' Account
Certificate balance                                             $101,672,199
Accrued interest due Certificateholders                            1,258,193
                                                                ------------
Total Certificateholders' Account                               $102,930,392
                                                                ============

See accompanying notes.

                        U.S. Trade Trust Series 1996-A

                              Statement of Income

              Period from October 1, 1996 (date of formation) to
                               December 31, 1996


Interest income                                                 $1,258,193
                                                                ----------
Net income                                                      $1,258,193
                                                                ==========

See accompanying notes.

                        U.S. Trade Trust Series 1996-A

              Statement of Changes in Certificateholders' Account

              Period from October 1, 1996 (date of formation) to
                               December 31, 1996


Initial investment                                              $101,672,199
Net income                                                         1,258,193
                                                                ------------
Total Certificateholders' Account at December 31, 1996          $102,930,392
                                                                ============

See accompanying notes.

                        U.S. Trade Trust Series 1996-A

                            Statement of Cash Flows

               Period from October 1, 1996 (date of formation) to
                               December 31, 1996


Operating activities:
  Net income                                                    $   1,258,193
  Adjustment to reconcile net income to net cash provided by operating activities:
      Increase in accrued interest income                          (1,258,193)
                                                                -------------
Net cash provided by operating activities                                  --

Investing activities:
  Purchase of notes receivable                                   (101,672,199)
                                                                -------------
Net cash used by investing activities                            (101,672,199)

Financing activities:
  Issuance of Certificates                                        101,672,199
                                                                -------------
Net cash provided by financing activities                         101,672,199
                                                                -------------
Increase in cash                                                           --
                                                                -------------
Cash at beginning of period and at December 31, 1996            $          --
                                                                =============

See accompanying notes.

                        U.S. Trade Trust Series 1996-A

                         Notes to Financial Statements

                               December 31, 1996

1. Description of the Trust and Accounting Policies

The U.S. Trade Trust Series 1996-A (the Trust) was established on October 1, 1996, by U.S. Trade Funding Corporation for the purpose of acquiring loan notes (the Loan Notes) in the total amount of $101,672,199 and issuing certificates of beneficial interest to investors. The Loan Notes were acquired and the certificates issued on October 25, 1996. The purchase price of the certificates equaled 100% of the principal amount of the Loan Notes. Each Loan Note is a direct obligation of a foreign borrower that was formed for the purpose of leasing aircraft to China Yunnan Airlines, which leases are the collateral for the Loan Notes. Certificateholders own undivided fractional interests in the Loan Notes and are entitled to receive semiannual payments of principal and interest on the Loan Notes in proportion to their ownership interests. The Export-Import Bank of the United States of America (Eximbank) guarantees payment of 100% of the principal and interest on the Loan Notes.

Payments on the Loan Notes are payable in 24 semiannual installments on each February 15 and August 15 of each year, ending August 15, 2008. The Loan Notes earn interest at 6.75% per annum.

The Trust has entered into a liquidity facility with a bank to provide for the timely payment of distributions to the Certificateholders. Advances from the liquidity facility would be made in the event the borrower defaults on its obligations. The liquidity provider would be reimbursed by amounts paid by Eximbank under the guarantee.

The trustee's fee was paid by the borrower at closing and calculated as the net present value of the trustee's basic fee. No additional administrative fees or trustee's fees will be paid in the future, except under certain circumstances.

The preperation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Trust believes that the carrying amount of accrued interest approximates fair value. The fair value of the notes receivable at December 31, 1996, was estimated to be $102,427,187. Fair value of the notes receivable was estimated using a discounted cash flow analysis based on current interest rates for comparable credits.

                        U.S. Trade Trust Series 1996-A

2. Certificateholders' Account

The ownership of the Trust's assets is evidenced by a certificate of beneficial interest. At December 31, 1996, the book value of the certificate was $101,672,199. The certificate bears interest at 6.75% per annum. Payments on the certificate are due on each February 15 and August 15 of each year, ending on August 1, 2008, with principal amortization in 24 semiannual installments.

3. Income Tax

No provision has been made for income taxes because the certificateholders are taxed directly on the Trust's income under section 671 of the Internal Revenue Code.